Form 10-K
period 2023-12-31
Citigroup Commercial Mortgage Trust 2022-GC48
filed 2024-03-29
CIK 1924870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(667) 786-1992

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

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

33.9  KeyBank National Association, as special servicer for the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan under the BMARK 2022-B35 PSA (see Exhibit 33.8)

33.10  Park Bridge Lender Services LLC, as operating advisor for the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan under the BMARK 2022-B35 PSA (see Exhibit 33.4)

33.11  Computershare Trust Company, National Association, as custodian for the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan under the BMARK 2022-B35 PSA (see Exhibit 33.6)

33.12  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan are serviced (see Exhibit 33.7)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the One Wilshire mortgage loan is serviced (see Exhibit 33.1)

33.14   KeyBank National Association, as special servicer for the One Wilshire mortgage loan under the BMARK 2022-B32 PSA (see Exhibit 33.8)

33.15  Computershare Trust Company, National Association, as custodian for the One Wilshire mortgage loan under the BMARK 2022-B32 PSA (see Exhibit 33.6)

33.16  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the One Wilshire mortgage loan is serviced (see Exhibit 33.7)

33.17   Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Stockton Self Storage Portfolio loan is serviced (see Exhibit 33.1)

33.18  LNR Partners, LLC, as special servicer for the Stockton Self Storage Portfolio mortgage loan under the BBCMS 2022-C16

33.19  Park Bridge Lender Services LLC, as operating advisor for the Stockton Self Storage Portfolio mortgage loan under the BBCMS 2022-C16 PSA (see Exhibit 33.4)

33.20  Computershare Trust Company, National Association, as custodian for the Stockton Self Storage Portfolio mortgage loan under the BBCMS 2022-C16 PSA (see Exhibit 33.6)

33.21  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Stockton Self Storage Portfolio mortgage loan is serviced (see Exhibit 33.7)

33.22  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced (see Exhibit 33.8)

33.23  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA (see Exhibit 33.8)

33.24  Park Bridge Lender Services LLC, as operating advisor for the 360 Rosemary mortgage loan and the 111 River Street mortgage loan under the BMO 2022-C1 PSA (see Exhibit 33.4)

33.25 Computershare Trust Company, National Association, as custodian for the 360 Rosemary mortgage loan and the 111 River Street mortgage loan under the BMO 2022-C1 PSA (see Exhibit 33.6)

33.26 Wilmington Trust, National Association, as trustee under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced (see Exhibit 33.7)

33.27  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront plaza loan is serviced (see Exhibit 33.1)

33.28  Rialto Capital Advisors, LLC, as special servicer for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA (see Exhibit 33.3)

33.29 Computershare Trust Company, National Association, as custodian for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA (see Exhibit 33.6)

33.30 Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 6)

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

34.9  KeyBank National Association, as special servicer for the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan under the BMARK 2022-B35 PSA (see Exhibit 34.8)

34.10  Park Bridge Lender Services LLC, as operating advisor for the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan under the BMARK 2022-B35 PSA (see Exhibit 34.4)

34.11  Computershare Trust Company, National Association, as custodian for the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan under the BMARK 2022-B35 PSA (see Exhibit 34.6)

34.12  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan are serviced (see Exhibit 34.7)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2022-B32 PSA, pursuant to which the One Wilshire mortgage loan is serviced (see Exhibit 34.1)

34.14   KeyBank National Association, as special servicer for the One Wilshire mortgage loan under the BMARK 2022-B32 PSA (see Exhibit 34.8)

34.15  Computershare Trust Company, National Association, as custodian for the One Wilshire mortgage loan under the BMARK 2022-B32 PSA (see Exhibit 34.6)

34.16  Wilmington Trust, National Association, as trustee under the BMARK 2022-B32 PSA, pursuant to which the One Wilshire mortgage loan is serviced (see Exhibit 34.7)

34.17   Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Stockton Self Storage Portfolio loan is serviced (see Exhibit 34.1)

34.18  LNR Partners, LLC, as special servicer for the Stockton Self Storage Portfolio mortgage loan under the BBCMS 2022-C16

34.19  Park Bridge Lender Services LLC, as operating advisor for the Stockton Self Storage Portfolio mortgage loan under the BBCMS 2022-C16 PSA (see Exhibit 34.4)

34.20  Computershare Trust Company, National Association, as custodian for the Stockton Self Storage Portfolio mortgage loan under the BBCMS 2022-C16 PSA (see Exhibit 34.6)

34.21  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Stockton Self Storage Portfolio mortgage loan is serviced (see Exhibit 34.7)

34.22  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced (see Exhibit 34.8)

34.23  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA (see Exhibit 34.8)

34.24  Park Bridge Lender Services LLC, as operating advisor for the 360 Rosemary mortgage loan and the 111 River Street mortgage loan under the BMO 2022-C1 PSA (see Exhibit 34.4)

34.25 Computershare Trust Company, National Association, as custodian for the 360 Rosemary mortgage loan and the 111 River Street mortgage loan under the BMO 2022-C1 PSA (see Exhibit 34.6)

34.26 Wilmington Trust, National Association, as trustee under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced (see Exhibit 34.7)

34.27  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront plaza loan is serviced (see Exhibit 34.1)

34.28  Rialto Capital Advisors, LLC, as special servicer for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA (see Exhibit 34.3)

34.29 Computershare Trust Company, National Association, as custodian for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA (see Exhibit 34.6)

34.30 Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced (see Exhibit 34.7)

35 Servicer compliance statement. (See Explanatory Note 7)

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

Date: March 29, 2024