Form 10-K
period 2025-12-31
Citigroup Commercial Mortgage Trust 2022-GC48
filed 2026-03-31
CIK 1924870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

3. The Stockton Self Storage Portfolio mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Stockton Self Storage Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2022-C16 PSA (as defined in Item 15 below).

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as trustee, (ii) as trustee under the BMARK 2022-B35 PSA, pursuant to which the 2250 M Street mortgage loan, the Bell Works mortgage loan and the ExchangeRight Net Leased Portfolio #55 mortgage loan are serviced, (iii) as trustee under the BMARK 2022-B32 PSA, pursuant to which the One Wilshire mortgage loan is serviced, (iv) as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Stockton Self Storage Portfolio mortgage loan is serviced, (v) as trustee under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced and (vi) as trustee under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions.  The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables.  WTNA intends to vigorously defend itself against this legal action.

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

Date: March 30, 2026